Form 10QSB
period 2002-09-30
SHOGI INC
filed 2003-01-31
CIK 1127161

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
- -----------------                                   ----------------------
September 30, 2002                                       000-32063


                                  SHOGI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-0327967
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


P.O. Box 917,                                                     82602
- ------------------------------------                            -----
(Address of principal executive offices)                       (Zip Code)


                                      None
                                  ------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  X        No
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   840,000 common shares as of September 30, 2002

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Shogi, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001, included in the Company's Form 10-SB.

                                   SHOGI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237


Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                            ACCOUNTANTS REVIEW REPORT


Board of Directors
Shogi, Inc.
Casper, WY

We have reviewed the accompanying balance sheet for Shogi, Inc. (a development stage company) for September 30, 2002 and the related statements of operations for the three and nine-months ended September 30, 2002 and 2001, and for the period from October 30, 1999 (inception) to September 30, 2002, and cash flows for the nine-months ended September 30, 2002 and 2001 and for the period from October 30, 1999 (inception) to September 30, 2002, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 13, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Micheal Johnson & Co, LLC
January 17, 2003

/s/Michael Johnson & Co., LLC



                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets








                                                                           September 30,     December 31,
                                                                           2002                  2001
                                                                        ------------         -------------

ASSETS

   Current Assets:
      Cash                                                                      $ -                   $ -
                                                                        ------------         -------------

Total Current Assets                                                                -                    -
                                                                        ------------         -------------

TOTAL ASSETS                                                                $ -               -   $ -
                                                                        ============         =============


STOCKHOLDERS' EQUITY

   Stockholders Equity
     Common stock, $.001 par value, 50,000,000 shares                           840                   840
        authorized, 840,000 shares issued and outstanding
    Additional Paid-In Capital                                                1,260                 1,260
    Deficit accumulated during the
      development stage                                                      (2,100)               (2,100)
                                                                        ------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                                  $ -               -   $ -
                                                                        ============         =============

See Accountants Review Report


                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                                                                              October 30,
                                                                                                                  1999
                                                 Three-Months Ended               Nine-Months Ended           (Inception) to
                                                    September 30,                   September 30,             September 30,
                                               2002             2001             2002           2001              2002
                                               ----             ----             ----           ----              ----

Revenue:
                                                $ -             $ -              $ -           $ -              $ -
                                           --------         -------           ------          ----             --------
Total Income                                      -               -                -             -                -

Costs and Expenses:
     Accounting Fees                              -               -              506             -                1,906
     Filing Fees                                  -               -                -             -                  211
                                           --------         -------           ------          ----             --------
Total Expenses                                    -               -              506             -                2,117
                                           --------         -------           ------          ----             --------
Net Loss from Operations                          -               -             (506)            -               (2,117)

Other Income and Expenses:
     Interest Income                              -               -                -             -                   17
                                           --------         -------           ------          ----             --------
Net Loss                                        $ -             $ -           $ (506)          $ -             $ (2,100)
                                           ========         =======           ======          ====             ========
Per Share Information:

     Weighted average number
     of common shares outstanding          840,000          840,000
                                           -------          -------

Net Loss per common share                        *                *
                                           -------          -------
* Less than $.01

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholder's Equity (Deficit)
                               September 30, 2002
                                  (Unaudited)



                                                                                      Deficit
                                           COMMON STOCKS              Additional     Accum. During     Total
                                                                      Paid-In       Development       Stockholders'
                                       # of Shares     Amount         Capital          Stage           Equity
                                       -----------     ------         -------          -----           ------

Balance - October 30, 1999                     -            $ -             $ -               $ -        $ -

Issuance for Cash                        840,000            840           1,260                 -      2,100

Net Loss for Period                            -              -               -            (1,495)    (1,495)
                                         -------          -----         --------         --------     ------
Balance - December 31, 1999              840,000            840           1,260            (1,495)       605
                                         -------          -----         --------         --------     ------
Net Loss for Year                              -              -               -               (99)       (99)
                                         -------          -----         --------         --------     ------
Balance - December 31, 2000              840,000            840           1,260            (1,594)       506
                                         -------          -----         --------         --------     ------
Net Loss for Year                              -              -               -              (506)      (506)
                                         -------          -----         --------         --------     ------
Balance - December 31, 2001              840,000            840           1,260            (2,100)         -
                                         -------          -----         --------         --------     ------
Net Loss for Period                            -              -               -                 -          -
                                         -------          -----         --------         --------     -------
Balance - September 30, 2002             840,000          $ 840         $ 1,260          $ (2,100)       $ -
                                         =======          =====         ========         ========     =======

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)



                                                                                                       October 30,, 1999
                                                                          Nine-Months Ended            (Inception) to
                                                                            September 30,              September 30,
                                                                       2002             2001              2002
                                                                       ----             ----              ----

Cash Flows from Operating Activities:

     Net Loss                                                           $ -             $ (506)        $ (2,100)
                                                                       ----             ------         --------
Net Cash Used in Operating Activities                                     -               (506)          (2,100)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                         -                  -            2,100
                                                                       ----             ------         --------
Net Cash Provided by Finacing Activities                                  -                  -            2,100
                                                                       ----             ------         --------
Net Increase in Cash & Cash Equivalents                                   -               (506)               -

Beginning Cash & Cash Equivalents                                         -                506                -
                                                                       ----             ------         --------
Ending Cash & Cash Equivalents                                          $ -                $ -              $ -
                                                                       ====             ======         ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                             $ -                $ -              $ -
                                                                       ====             ======         ========
     Cash paid for Income Taxes                                         $ -                $ -              $ -
                                                                       ====             ======         ========

See Accountants Review Report

                                   SHOGI, INC.
                          Notes to Financial Statements
                               September 30, 2002




Note 1 - Presentation of Interim Information:

In the opinion of the management of Shogi, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine-months ended September 30, 2002 and 2001 and for the period from October 30, 1999 (inception) to September 30, 2002, and cash flows for the nine- months ended September 30, 2002 and for the period from October 30, 1999 (inception) to September 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations
----------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended September 30, 2002
- -----------------------------------------------------------------------------
and September 30, 2001
- ----------------------

     The Company had no revenues for the quarter in 2002 or 2001. The Company incurred no expenses in the quarter in 2002 or 2001 and had no profit/loss per share in the period in either quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and
- ------------------------------------------------------------------------------
September 30, 2001
- ------------------

     The Company had no revenues for the nine months ended September 30, 2002 and September 30, 2001. The company incurred $506 in accounting expenses in the period in 2002 compared to none in 2001 in the period.

     The net loss in the period in 2002 was ($506) as compared to none in 2001. The net loss per share for the period was nominal in 2002 and none 2001.

Liquidity and Capital Resources
- -------------------------------

     At September 30, 2002, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.



Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- --------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities.
- -----------------------------

         None

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
- --------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)      Exhibits

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SHOGI, INC.

Date: January 22, 2003

                                           /s/ Ronald A. Shogren
                                       by: ------------------------------
                                           Ronald A. Shogren, President


                                           Directors:


                                           /s/ Rory L. Shogren
                                              ----------------------------------
                                           Rory L. Shogren, Secretary/Treasurer
                                           & Director


                                           /s/ G. Todd Erickson
                                              ----------------------------------
                                           G. Todd Erickson, Director