Form 10QSB
period 2001-06-30
SHOGI INC
filed 2003-03-06
CIK 1127161

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
June 30, 2001                                            000-32063


                                  SHOGI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-0327967
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


P.O. Box 917,   Casper, Wyoming                                   82602
- ------------------------------------                            -----
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

                   840,000 common shares as of June 30, 2001

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

                                   SHOGI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                         SIX-MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                            ACCOUNTANTS REVIEW REPORT


Board of Directors
Shogi, Inc.
Casper, WY

We have reviewed the accompanying balance sheet for Shogi, Inc. (a development stage company) for June 30, 2001 and the related statements of operations for the three and six-months ended June 30, 2001 and 2000, and for the period from October 30, 1999 (inception) to June 30, 2001, and cash flows for the six-months ended June 30, 2001 and 2000, and for the period from October 30, 1999 (inception) to June 30, 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated January 30, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
January 31, 2003

/s/Michael Johnson & Co., LLC


                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                                         June 30,            December 31,
                                                                           2001                  2000
                                                                        ------------         -------------

ASSETS

   Current Assets:
      Cash                                                                    $ 506                 $ 506
                                                                        ------------         -------------

Total Current Assets                                                            506                   506
                                                                        ------------         -------------

TOTAL ASSETS                                                                  $ 506                 $ 506
                                                                        ============         =============


STOCKHOLDERS' EQUITY

   Stockholders Equity
     Common stock, $.001 par value, 50,000,000 shares                           840                   840
        authorized, 840,000 shares issued and outstanding
    Additional Paid-In Capital                                                1,260                 1,260
    Deficit accumulated during the
      development stage                                                      (1,594)               (1,594)
                                                                        ------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                                    $ 506                 $ 506
                                                                        ============         =============

 See Accountants Review Report


                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                                October 30,
                                                                                                                    1999
                                                     Three-Months Ended                 Six-Months Ended       (Inception) to
                                                         June 30,                           June 30,              June 30,
                                                  2001               2000             2001             2000          2001
                                                  ----               ----             ----             ----          ----

Revenue:
                                                    $ -                $ -            $ -                $ -           $ -
                                                -------            -------        -------            -------      --------
Total Income                                          -                  -              -                  -             -

Costs and Expenses:
     Accounting Fees                                  -                  -              -                  -         1,400
     Filing Fees                                      -                 37              -                 74           211
                                                --------           -------        -------            -------      --------
Total Expenses                                        -                 37              -                 74         1,611
                                                --------           -------        -------            -------      --------
Net Loss from Operations                              -                (37)             -                (74)       (1,611)

Other Income and Expenses:
     Interest Income                                  -                  4              -                  8            17
                                                -------            -------        -------            -------      --------
Net Loss                                            $ -              $ (33)           $ -              $ (66)     $ (1,594)
                                                =======            =======        =======            ========     ========
Per Share Information:

     Weighted average number
     of common shares outstanding               840,000            840,000        840,000            840,000
                                                -------            -------        -------            -------
Net Loss per common share                         *                *                *                *
                                                =======            =======        =======            =======
* Less than $.01

See Accountants Review Report


                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2001
                                  (Unaudited)


                                                                                        Deficit
                                            COMMON STOCKS             Additional       Accum. During      Total
                                                                       Paid-In        Development      Stockholders'
                                        # of Shares     Amount         Capital           Stage           Equity
                                        -----------     ------         -------           -----           ------

Balance - October 30, 1999                      -            $ -             $ -                $ -           $ -               -

Issuance for Cash                         840,000            840           1,260                  -           2,100

Net Loss for Period                             -              -               -             (1,495)         (1,495)
                                          -------          -----         -------           --------          ------
Balance - December 31, 1999               840,000            840           1,260             (1,495)            605
                                          -------          -----         -------           --------          ------
Net Loss for Year                               -              -               -                (99)            (99)
                                          -------          -----         -------           --------          ------
Balance - December 31, 2000               840,000            840           1,260             (1,594)            506
                                          -------          -----         -------           --------          ------
Net Loss for Period                             -              -               -                  -               -
                                          -------          -----         -------           --------          ------
Balance - June 30, 2001                   840,000          $ 840         $ 1,260           $ (1,594)          $ 506
                                          =======          =====         =======           =========         ======

See Accountants Review Report




                                                                                                      October 30, 1999
                                                                         Six-Months Ended             (Inception) to
                                                                    June 30,                           June 30,
                                                                      2001             2000              2001

Cash Flows from Operating Activities:

     Net Loss                                                             $ -              $ (33)       $ (1,594)
                                                                        -----              -----        --------
Net Cash Used in Operating Activities                                       -                (33)         (1,594)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                  -           2,100
                                                                        -----              -----        --------
Net Cash Provided by Finacing Activities                                    -                  -           2,100
                                                                        -----              -----        --------
Net Increase in Cash & Cash Equivalents                                     -                (33)            506

Beginning Cash & Cash Equivalents                                         506                539               -
                                                                        -----              -----        --------
Ending Cash & Cash Equivalents                                          $ 506              $ 506           $ 506
                                                                        =====              =====        ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -                $ -             $ -
                                                                        =====              =====        ========
     Cash paid for Income Taxes                                           $ -                $ -             $ -
                                                                        =====              =====        ========


See Accountants Review Report

                          Notes to Financial Statements
                                  June 30, 2001




Note 1 - Presentation of Interim Information:

In the opinion of the management of Shogi, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six-months ended June 30, 2001 and 2000 and for the period from October 30, 1999 (inception) to June 30, 2001, and cash flows for the six-months ended June 30, 2001 and 2000, and for the period from October 30, 1999 (inception) to June 30, 2001. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations for the Quarter Ended June 30, 2001 and June 30, 2000
-------------------------------------------------------------------------------

     The Company had no revenue or operations for the period. The company incurred no expenses in the period in 2001 compared to $37 in expenses in the 2000 quarter. The net loss was none in the quarter in 2001 compared to ($33) in 2000. The net loss per share was none in 2001 and nominal in 2000 in the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Six Months Ended June 30, 2001
- -----------------------------------------------------------------------------
and June 30, 2000
- ----------------------

     The Company had no revenues for the quarter in 2001 or 2000. The Company incurred no expenses in the quarter in 2001 compared to $74 in expense in 2000. The company had no loss on operations in 2001 compared to a ($66) loss on operations in 2000 in the quarter. The loss per share was none in 2001 and nominal in 2000.

Liquidity and Capital Resources
- -------------------------------

     At June 30, 2001, the Company had $506 in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

Date: February 24, 2003

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