Form 10QSB
period 2001-09-30
SHOGI INC
filed 2003-03-06
CIK 1127161

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
-------------------                                 ----------------------
September 30, 2001                                       000-32063


                                  SHOGI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-0327967
- - --------                                                           ---------
(State of incorporation)                               IRS Employer ID Number


P.O. Box 917,                                                     82602
- - ------------------------------------                            -----
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

                   840,000 common shares as of September 30, 2001

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

                                   SHOGI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s








                            ACCOUNTANTS REVIEW REPORT


Board of Directors
Shogi, Inc.
Casper, WY

We have reviewed the accompanying balance sheet for Shogi, Inc. (a development stage company) for September 30, 2001 and the related statements of operations for the three and nine-months ended September 30, 2001 and 2000, and for the period from October 30, 1999 (inception) to September 30, 2001, and cash flows for the nine-months ended September 30, 2001 and 2000 and for the period from October 30, 1999 (inception) to September 30, 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated January 31, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
January 31, 2003
/s/Michael Johnson & Co., LLC





                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                           September 30,     December 31,
                                                                               2001             2000
                                                                        ------------         -------------

ASSETS

   Current Assets:
      Cash                                                                      $ -                 $ 506
                                                                        ------------         -------------

Total Current Assets                                                              -                   506
                                                                        ------------         -------------

TOTAL ASSETS                                                                    $ -                 $ 506
                                                                        ============         =============


STOCKHOLDERS' EQUITY

   Stockholders Equity
     Common stock, $.001 par value, 50,000,000 shares                           840                   840
        authorized, 840,000 shares issued and outstanding
    Additional Paid-In Capital                                                1,260                 1,260
    Deficit accumulated during the
      development stage                                                      (2,100)               (1,594)
                                                                        ------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                                     $ -                  $ 506
                                                                        ============         =============

See Accountants Review Report


                                  SHOGI, INC.
                         (A Development Stage comopany)
                            Statements of Operations
                                  (Unaudited)


                                                                                                                   October 30,
                                                                                                                      1999
                                                      Three-Months Ended              Nine-Months Ended          (Inception) to
                                                        September 30,                   September 30,             September 30,
                                                   2001             2000             2001           2000              2001
                                                   ----             ----             ----           ----              ----

Revenue:
                                                $    -                $ -            $ -            $ -              $ -
                                               -------            -------         ------         ------           --------
Total Income                                         -                  -                                              -

Costs and Expenses:
     Accounting Fees                               506                  -            506              -              1,906
     Filing Fees                                     -                 37              -            111                211
                                               -------            -------         ------         ------           --------
Total Expenses                                     506                 37            506            111              2,117
                                               -------            -------         ------         ------           --------
Net Loss from Operations                          (506)               (37)          (506)          (111)            (2,117)

Other Income and Expenses:
     Interest Income                                 -                  -              -              -                 17
                                               -------            -------         ------         ------           --------
Net Loss                                        $ (506)             $ (37)        $ (506)        $ (111)          $ (2,100)
                                               =======            =======         ======         ======           ========
Per Share Information:

     Weighted average number
     of common shares outstanding              840,000            840,000
                                               =======            =======
Net Loss per common share                        *                *
                                               =======            =======
* Less than $.01

 See Accountants Review Report


                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               September 30, 2001
                                  (Unaudited)



                                                                                      Deficit
                                           COMMON STOCKS              Additional     Accum. During     Total
                                                                      Paid-In       Development          Stockholders'
                                       # of Shares     Amount         Capital          Stage           Equity
                                       -----------     ------         -------          -----           ------

Balance - October 30, 1999                     -            $ -             $ -               $ -             $ -

Issuance for Cash                        840,000            840           1,260                 -           2,100

Net Loss for Period                            -              -               -            (1,495)         (1,495)
                                         -------          -----         --------         --------          ------
Balance - December 31, 1999              840,000            840           1,260            (1,495)            605
                                         -------          -----         --------         --------          ------
Net Loss for Year                              -              -               -               (99)            (99)
                                         -------          -----         --------         --------          ------
Balance - December 31, 2000              840,000            840           1,260            (1,594)            506
                                         -------          -----         --------         --------          ------
Net Loss for Period                            -              -               -              (506)           (506)
                                         -------          -----         --------         --------          ------
Balance - September 30, 2001             840,000          $ 840         $ 1,260          $ (2,100)            $ -
                                         =======          =====         ========         ========          ======

See Accountants Review Report


                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)



                                                                                                      October 30,, 1999
                                                                           Nine-Months Ended            (Inception) to
                                                                            September 30,              September 30,
                                                                        2001             2000              2001
                                                                        ----             ----              ----

Cash Flows from Operating Activities:

     Net Loss                                                          $ (506)             $ (33)       $ (2,100)
                                                                       ------              -----        --------
Net Cash Used in Operating Activities                                    (506)               (33)         (2,100)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                  -           2,100
                                                                       ------              -----        --------
Net Cash Provided by Finacing Activities                                    -                  -           2,100
                                                                       ------              -----        --------
Net Increase in Cash & Cash Equivalents                                  (506)               (33)              -

Beginning Cash & Cash Equivalents                                         506                539               -
                                                                       ------              -----        --------
Ending Cash & Cash Equivalents                                            $ -              $ 506             $ -
                                                                       ======              =====        ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -                $ -             $ -
                                                                       ======              =====        ========
     Cash paid for Income Taxes                                           $ -                $ -             $ -
                                                                       ======              =====        ========

See Accountants Review Report

                                   SHOGI, INC.
                          Notes to Financial Statements
                               September 30, 2001




Note 1 - Presentation of Interim Information:

In the opinion of the management of Shogi, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine-months ended September 30, 2001 and 2000 and for the period from October 30, 1999 (inception) to September 30, 2001, and cash flows for the nine- months ended September 30, 2001 and for the period from October 30, 1999 (inception) to September 30, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- ------------------------------------------------------------------------------
of Operations
- --------------

Results of Operations
- ----------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended September 30, 2001
- - ----------------------------------------------------------------------------
and September 30, 2000
- - ----------------------

     The Company had no revenues for the quarter in 2001 or 2000. The Company incurred $506 expenses in the quarter in 2001 or and $37 in 2000 and had a loss of ($506) in 2001 compared to ($37) in 2000. the loss per share was nominal in the quarter in 2001 and 2000.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and
- - ----------------------------------------------------------------------------
September 30, 2000
- - ------------------

     The Company had no revenues for the nine months ended September 30, 2001 and September 30, 2000. The company incurred $506 in accounting expenses in the period in 2001 compared to 4111 in 2000 in the period.

     The net loss in the period in 2001 was ($506) as compared to ($111) in 2000. The net loss per share for the period was nominal in 2001 and 2000.

Liquidity and Capital Resources
- - -------------------------------

     At September 30, 2001, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

Evaluation of Internal and Disclosure Controls
- ----------------------------------------------

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- - --------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities.
- - -----------------------------

         None

Item 3.  Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
- - -------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
- - --------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
- - -----------------------------------------

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

Date: February 25, 2003

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