Form 10KSB
period 2001-12-31
SHOGI INC
filed 2003-03-13
CIK 1127161

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2001

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

There were 840,000 shares of the Registrant's common stock outstanding as of December 31, 2001.

The aggregate market value of the 720,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2001.

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

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2001, the Company was neither a party nor were any of its properties subject to any legal proceedings.

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

         As of December 31, 2001, there were 15 record holders of the Company's common Stock.

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

         Financial Condition and Changes in Financial Condition

         Liquidity and Capital Resources

     At year end, the Company had no cash and no other assets. The Company had no liabilities. The Company will be dependent upon its officers for loans or cash advances to pay any expenses incurred. No commitment has been made to make loans or advances.


Results of Operations for Year ended December 31, 2001 Compared to Year Ended
-----------------------------------------------------------------------------
December 31, 2000.
------------------

     The Company had no revenues or operations in the fiscal year in 2001 or 2000. The Company incurred expenses of $506 in 2001 and $111 in 2000. The net loss was ($506) in 2001 and ($111) in 2000. The net loss per share was nominal in 2001 and ($.01) in 2000.

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                   Annual Compensation                         Awards
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------
Name and Principal       Year         Salary ($)     Bonus ($)    Other Annual            Restricted Stock     Securities
Position                                                          Compensation ($)        Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------
Ronald A. Shogren        1999         0              0            0                       0                    0
President,               2000         0              0            0                       0                    0
Director                 2001
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------
Rory L. Shogren,         1999         0              0            0                       0                    0
Secretary, Treasurer     2000         0              0            0                       0                    0
Director                 2001
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------
G. Todd Erickson,        1999         0              0            0                       0                    0
Director                 2000         0              0            0                       0                    0
                         2001
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------



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

                                           SHOGI, INC.
                                           (Registrant)

Date: March 12, 2003
                                            /s/ Ronald A. Shogren
                                       by: ------------------------------
                                           Ronald A. Shogren, President


                                           Directors:


                                           /s/ Rory L. Shogren
                                              ----------------------------------
                                           Rory L. Shogren, Secretary/Treasurer
                                           & Director


                                           /s/ G. Todd Erickson
                                              ----------------------------------
                                           G. Todd Erickson, Director

                                   SHOGI, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                    For Year Ended December 31, 2001 and 2000

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
SHOGI, Inc.
Casper, WY


We have audited the accompanying balance sheet of SHOGI, Inc., (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for year ended December 31, 2001 and 2000, the period October 30, 1999 to December 31, 2000 and for the period October 30, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHOGI, Inc., as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and 2000, and for the period October 30, 1999 to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Michael Johnson & Co., LLC
Denver, Colorado
January 30, 2003

/s/Michael Johnson & Co., LLC



                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,



                                                                          2001                2000
                                                                       ------------       -------------

ASSETS;

   Current Assets:
      Cash                                                                 $ -               $ 506
                                                                       ------------       -------------

Total Current Assets                                                         -                 506
                                                                       ------------       -------------

TOTAL ASSETS                                                               $ -               $ 506
                                                                       ============       =============


STOCKHOLDERS' EQUITY

   Stockholders Equity
    Common stock, $.001 par value, 50,000,000 shares
     authorized,  840,000 shares issued and outstanding                        840             840
    Additional Paid-In Capital                                               1,260           1,260
    Deficit accumulated during the
      development stage                                                     (2,100)         (1,594)
                                                                       ------------       -------------

TOTAL STOCKHOLDERS' EQUITY                                                 $ -               $ 506
                                                                       ============       =============

The accompanying notes are an integral part of these financial statements.


                                                                                                            October 30,
                                                                                                               1999
                                                                      Year Ended                          (Inception) to
                                                                      December 31,                           December 31,
                                                             2001                      2000                     2001
                                                             ----                      ----                     ----

Revenue:
                                                                $ -                       $ -                       $ -
                                                            -------                   -------                  --------
Total Income                                                      -                         -                         -

Costs and Expenses:
     Accounting Fees                                            506                         -                     1,906
     Filing Fees                                                  -                       111                       211
                                                            -------                   -------                  --------
Total Expenses                                                  506                       111                     2,117
                                                            -------                   -------                  --------
Net Loss From Operations                                       (506)                     (111)                   (2,117)

Other Income and Expenses:
     Interest Income                                              -                        12                        17
                                                            -------                   -------                  --------
Net Loss                                                     $ (506)                    $ (99)                 $ (2,100)
                                                            =======                   =======                  ========
Per Share Information:

     Weighted average number
     of common shares outstanding                           840,000                   840,000
                                                            -------                   -------
Net Loss per common share                                   *                         *
                                                            =======                   =======
* Less than $.01


The accompanying notes are an integral part of these financial statements.


                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2001


                                                                                                    Deficit
                                                  COMMON STOCKS                Additional        Accum. During             Total
                                                                                Paid-In           Development          Stockholders'
                                           # of Shares         Amount           Capital              Stage                 Equity
                                           -----------         ------           -------              -----                 ------

Balance - October 30, 1999                            -              $ -               $ -                   $ -             $ -

Issuance of Stock for Cash                      840,000            $ 840           $ 1,260                   $ -           $ 2,100

Net Loss for period                                   -                -                 -                (1,495)           (1,495)
                                                -------            -----           -------              --------           ---------
Balance - December 31, 1999                     840,000              840             1,260                (1,495)              605
                                                -------            -----           -------              --------           ---------
Net Loss for year                                     -                -                 -                   (99)              (99)
                                                -------            -----           -------              --------           ---------
Balance - December 31, 2000                     840,000              840             1,260                (1,594)              506

Net Loss for year                                     -                -                 -                  (506)             (506)
                                                -------            -----           -------              --------           ---------
Balance - December 31, 2001                     840,000            $ 840           $ 1,260              $ (2,100)              $ -

                                                =======            =====           =======              ========           =========

The accompanying notes are an integral part of these financial statements



                                                                                                           October 30, 1999
                                                                             Year Ended                      (Inception) to
                                                                             December 31,                    December 31,
                                                                    2001                  2000                   2001
                                                                    ----                  ----                   ----

Cash Flows from Operating Activities:

     Net Loss                                                      $ (506)               $(99)                $ (2,100)
                                                                   ---------             ----                 --------
Net Cash  Used In Operating Activities                               (506)                (99)                  (2,100)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                       -                   -                     2,100
                                                                   ---------             ----                 ---------
Net Cash Provided by Finacing Activities                                -                   -                     2,100
                                                                   ---------             ----                 ---------
Net Increase in Cash & Cash Equivalents                              (506)                (99)                        -

Beginning Cash & Cash Equivalents                                     506                 605                         -
                                                                   ---------             ----                 ---------
Ending Cash & Cash Equivalents                                       $ -                 $506                         -
                                                                   =========             ====                 ========-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                                          $ -                 $ -                       $ -
                                                                   =========             ====                 =========
     Cash paid for Income Taxes                                      $ -                 $ -                       $ -
                                                                   =========             ====                 =========

The accompanying notes are an integral part of these financial statements.

                                   SHOGI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


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

                                   SHOGI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

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

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2001, the Company issued no shares of common stock.

Note 4 - Related Party Transactions

The officers and directors of this company are also officers and directors of other companies.

Note 5 - Segment Information

Shogi, Inc. operates primarily in a single operating segment, the capital raising business.