Form 10QSB/A
period 2001-03-31
SHOGI INC
filed 2003-03-27
CIK 1127161

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB/A


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
March 31, 2001                                            000-32063


                                  SHOGI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-0327967
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


P.O. Box 917, Casper, Wyoming                                     82602
- ------------------------------------                            -----
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

                   840,000 common shares as of March 31, 2001

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

                                  SHOGI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                            ACCOUNTANTS REVIEW REPORT


Board of Directors
Shogi, Inc.
Casper, WY

We have reviewed the accompanying balance sheet for Shogi, Inc. (a development stage company) for March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000, and for the period from October 30, 1999 (inception) to March 31, 2001, and cash flows for the three-months ended March 31, 2001 and 2000 and for the period from October 30, 1999 (inception) to March 31, 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated January 30, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
January 30, 2003

/s/Michael Johnson & Co., LLC



                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)







                                                                         March 31,           December 31,
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
                                                                        ============         =============

See Accountants Review Report



                                                                                                     October 30,
                                                                                                         1999
                                                                  Three-Months Ended               (Inception) to
                                                                      March 31,                      March 31,
                                                            2002                 2001                    2002
                                                            ----                 ----                    ----

Revenue:
                                                                 $ -                    $ -                     $ -
                                                             -------               --------                --------
Total Income                                                       -                      -                       -

Costs and Expenses:
     Accounting Fees                                               -                      -                   1,400
     Filing Fees                                                   -                     37                     211
                                                             -------               --------                --------
Total Expenses                                                     -                     37                   1,611
                                                             -------               --------                --------
Net Loss from Operations                                           -                    (37)                 (1,611)

Other Income and Expenses:
     Interest Income                                               -                      4                      17
                                                             -------               --------                --------
Net Loss                                                         $ -                   $(33)               $ (1,594)
                                                             =======               ========                ========
Per Share Information:

     Weighted average number
     of common shares outstanding                            840,000               840,000
                                                             -------               -------
Net Loss per common share                                     *                    *
                                                             =======               =======
* Less than $.01

See Accountants Review Report


                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2002
                                  (Unaudited)



                                                                                      Deficit
                                           COMMON STOCKS              Additional     Accum. During     Total
                                                                      Paid-In       Development          Stockholders'
                                       # of Shares     Amount         Capital          Stage           Equity
                                       -----------     ------         -------          -----           ------

Balance - October 30, 1999                     -            $ -             $ -               $ -           $ -

Issuance for Cash                        840,000            840           1,260                 -         2,100

Net Loss for Period                            -              -               -            (1,495)       (1,495)
                                         -------          -----         --------         --------        ------
Balance - December 31, 1999              840,000            840           1,260            (1,495)          605
                                         -------          -----         --------         --------        ------
Net Loss for Year                              -              -               -               (99)          (99)
                                         -------          -----         --------         --------        ------
Balance - December 31, 2000              840,000            840           1,260            (1,594)          506
                                         -------          -----         --------         --------        ------
Net Loss for Period                            -              -               -                 -             -
                                         -------          -----         --------         --------        ------
Balance - March 31, 2001                 840,000          $ 840         $ 1,260          $ (1,594)         $506
                                         =======          =====         =======          ========        ======

See Accountants Review Report


                                                                                                      October 30,, 1999
                                                                        Three-Months Ended            (Inception) to
                                                                            March 31,                    March 31,
                                                                      2001             2000              2001
                                                                      ----             ----              ----

Cash Flows from Operating Activities:

     Net Loss                                                             $ -             $  (33)       $ (1,594)
                                                                          ------           -----        --------
Net Cash Used in Operating Activities                                       -                (33)         (1,594)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                  -           2,100
                                                                          ------           -----        --------
Net Cash Provided by Finacing Activities                                    -                  -           2,100
                                                                          ------           -----        --------
Net Increase in Cash & Cash Equivalents                                     -                (33)            506

Beginning Cash & Cash Equivalents                                           506              539               -
                                                                          ------           -----        --------
Ending Cash & Cash Equivalents                                            $ 506           $  506         $   506
                                                                          ======           =====        ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -                $ -             $ -
                                                                          ======           =====        ========
     Cash paid for Income Taxes                                           $ -                $ -             $ -
                                                                          ======           =====        ========

See Accountants Review Report

                                   SHOGI, INC.
                          Notes to Financial Statements
                                 March 31, 2001




Note 1 - Presentation of Interim Information:

In the opinion of the management of Shogi, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2001 and the results of operations for the three-months ended March 31, 2001 and 2000 and for the period from October 30, 1999 (inception) to March 31, 2001, and cash flows for the three-months ended March 31, 2001 and 2002, and for the period from October 30, 1999 (inception) to March 31, 2001. Interim results are not necessarily indicative of results for a full year.

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

Comparison of Operating Results for the Three Months Ended March 31, 2001
- -----------------------------------------------------------------------------
and March 31, 2000
- ----------------------

     The Company had no revenues for the quarter in 2001 or 2000. The Company incurred no expenses in the quarter in 2001 compared to $37 in expense in 2000. The company had no loss on operations in 2001 compared to a ($33) loss on operations in 2000 in the quarter. The loss per share was none in 2001 and nominal in 2000.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2001, the Company had $506 in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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