Form 10QSB
period 2002-03-31
SHOGI INC
filed 2003-03-27
CIK 1127161

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
Net Loss per common share                                     *                    *
                                                             =======               =======
* Less than $.01

See Accountants Review Report


                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2002
                                  (Unaudited)



                                                                                          Deficit
                                               COMMON STOCKS              Additional     Accum. During     Total
                                                                          Paid-In       Development     Stockholders'
                                           # of Shares     Amount         Capital          Stage           Equity
                                           -----------     ------         -------          -----           ------
Balance - October 30, 1999                      -            $ -             $ -                $ -             $ -

Issuance for Cash                         840,000            840           1,260                  -           2,100

Net Loss for Period                             -              -               -             (1,495)         (1,495)
                                          -------          -----         -------           --------          ------
Balance - December 31, 1999               840,000            840           1,260             (1,495)            605
                                          -------          -----         -------           --------          ------
Net Loss for Year                               -              -               -                (99)            (99)
                                          -------          -----         -------           --------          ------
Balance - December 31, 2000               840,000            840           1,260             (1,594)            506
                                          -------          -----         -------           --------          ------
Net Loss for Year                               -              -               -               (506)           (506)
                                          -------          -----         -------           --------          ------
Balance - December 31, 2001               840,000            840           1,260             (2,100)              -
                                          -------          -----         -------           --------          ------
Net Loss for Period                             -              -               -                  -               -
                                          -------          -----         -------           --------          ------
Balance - March 30, 2002                  840,000          $ 840         $ 1,260           $ (2,100)            $ -
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

Comparison of Operating Results for the Three Months Ended March 31, 2002
- -----------------------------------------------------------------------------
and March 31, 2001
- ----------------------

     The Company had no revenues for the quarter in 2002 or 2001. The Company incurred no expenses in the quarter in 2002 or in 2001. The company had no loss on operations in 2002 or in 2001 in the quarter. The loss per share was none in 2002 and in 2001.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2002, the Company had no cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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