Form 10QSB
period 2003-03-31
SHOGI INC
filed 2003-11-19
CIK 1127161

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
March 31, 2003                                            000-32063


                                  SHOGI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-0327967
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


P.O. Box 917, Casper, Wyoming                                     82602
- ------------------------------------                            -----
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

                   840,000 common shares as of March 31, 2003

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Shogi, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-SB.

                                   SHOGI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                            ACCOUNTANTS REVIEW REPORT

Board of Directors
Shogi, Inc.
Casper, WY

We have reviewed the accompanying balance sheet for Shogi, Inc. (a development stage company) for March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002, and for the period from October 30, 1999 (inception) to March 31, 2003, and cash flows for the three-months ended March 31, 2003 and 2002 and for the period from October 30, 1999 (inception) to March 31, 2003, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated January 30, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
November 7, 2003


                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                         March 31,           December 31,
                                                                           2003                 2002
                                                                        ------------         ------------

ASSETS

   Current Assets:
      Cash                                                                      $ -                  $ -
                                                                        ------------         ------------

Total Current Assets                                                              -                    -
                                                                        ------------         ------------

TOTAL ASSETS                                                                    $ -                  $ -
                                                                        ============         ============


STOCKHOLDERS' EQUITY

   Stockholders Equity
     Common stock, $.001 par value, 50,000,000 shares                           840                  840
        authorized, 840,000 shares issued and outstanding
    Additional Paid-In Capital                                                1,260                1,260
    Deficit accumulated during the
      development stage                                                      (2,100)              (2,100)
                                                                        ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                      $ -                 $ -
                                                                        ============         ============


See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Operatons
                                  (Unaudited)


                                                                                                    October 30,
                                                                                                        1999
                                                                 Three-Months Ended                (Inception) to
                                                                      March 31,                        March 31,
                                                           2003                  2002                   2003
                                                           ----                  ----                   ----

Revenue:
                                                                $ -                     $ -                    $ -
                                                            -------                --------               ---------
Total Income                                                      -                       -                      -

Costs and Expenses:
     Accounting Fees                                              -                       -                  1,906
     Filing Fees                                                  -                       -                    211
                                                            -------                --------               ---------
Total Expenses                                                    -                       -                  2,117
                                                            -------                --------               ---------
Net Loss from Operations                                          -                       -                 (2,117)

Other Income and Expenses:
     Interest Income                                              -                       -                     17
                                                            -------                --------               ---------
Net Loss                                                        $ -                     $ -               $ (2,100)
                                                            =======                ========               =========
Per Share Information:

     Weighted average number
     of common shares outstanding                           840,000                840,000
                                                            -------                -------
Net Loss per common share                                    *                     *
                                                            =======                =======
* Less than $.01

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method

                                                                                                         October 30,, 1999
                                                                            Three-Months Ended            (Inception) to
                                                                                 March 31,                  March 31,
                                                                          2003             2002              2003
                                                                          ----             ----              ----

Cash Flows from Operating Activities:

     Net Loss                                                             $ -                $ -        $ (2,100)
                                                                        --------          ------        --------
Net Cash Used in Operating Activities                                       -                  -          (2,100)
                                                                        --------          ------        --------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                           -                  -           2,100
                                                                        --------          ------        --------
Net Cash Provided by Finacing Activities                                    -                  -           2,100
                                                                        --------          ------        --------
Net Increase in Cash & Cash Equivalents                                     -                  -               -

Beginning Cash & Cash Equivalents                                           -                  -               -
                                                                        --------          ------        --------
Ending Cash & Cash Equivalents                                            $ -                $ -             $ -
                                                                        ========          ======        ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -                $ -             $ -
                                                                        ========          ======        ========
     Cash paid for Income Taxes                                           $ -                $ -             $ -
                                                                        ========          ======        ========

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2003
                                  (Unaudited)


                                                                                      Deficit
                                           COMMON STOCKS             Additional      Accum. During      Total
                                                                      Paid-In       Development       Stockholders'
                                       # of Shares     Amount         Capital          Stage           Equity
                                       -----------     ------         -------          -----           ------

Balance - October 30, 1999                     -            $ -             $ -               $ -        $ -

Issuance for Cash                        840,000            840           1,260                 -           2,100

Net Loss for Period                            -              -               -            (1,495)         (1,495)
                                         -------          -----         --------         --------        --------
Balance - December 31, 1999              840,000            840           1,260            (1,495)            605
                                         -------          -----         --------         --------        --------
Net Loss for Year                              -              -               -               (99)            (99)
                                         -------          -----         --------         --------        --------
Balance - December 31, 2000              840,000            840           1,260            (1,594)            506
                                         -------          -----         --------         --------        --------
Net Loss for Year                              -              -               -              (506)           (506)
                                         -------          -----         --------         --------        --------
Balance - December 31, 2001              840,000            840           1,260            (2,100)             -
                                         -------          -----         --------         --------        --------
Net Loss for Year                              -              -               -                 -              -
                                         -------          -----         --------         --------        --------
Balance - December 31, 2002              840,000            840           1,260            (2,100)             -
                                         -------          -----         --------         --------        --------
Net Loss for Period                            -              -               -                 -              -
                                         -------          -----         --------         --------        --------
Balance - March 31, 2003                 840,000          $ 840         $ 1,260          $ (2,100)           $ -
                                         =======          =====         ========         ========        ========

See Accountants Review Report

                                   SHOGI, INC.
                          Notes to Financial Statements
                                 March 31, 2003




Note 1 - Presentation of Interim Information:

In the opinion of the management of Shogi, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002 and for the period from October 30, 1999 (inception) to March 31, 2003, and cash flows for the three-months ended March 31, 2003 and 2002, and for the period from October 30, 1999 (inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development state and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

Comparison of Operating Results for the Three Months Ended March 31, 2003
- -----------------------------------------------------------------------------
and March 31, 2002
- ----------------------

     The Company had no revenues for the quarter in 2003 or 2002. The Company incurred no expenses in the quarter in 2003 or in 2002. The company had no loss on operations in 2003 or in 2002 in the quarter. The loss per share was none in 2003 and in 2002.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2003, the Company had no cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.



Item 3. Evaluation of Internal and Disclosure Controls
-------------------------------------------------------

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

         (Not applicable)

Item 5.  Other Information.
- --------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)       Exhibits - #31 CERTIFICATION PURSUANT TO SECTION
                       302 OF THE SARBANES OXLEY ACT

                     #32 CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SHOGI, INC.

Date: November 14,, 2003

                                           /s/ Ronald A. Shogren
                                       by: ------------------------------
                                           Ronald A. Shogren, President