Form 10KSB
period 2002-12-31
SHOGI INC
filed 2004-01-15
CIK 1127161

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2002

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

There were 840,000 shares of the Registrant's common stock outstanding as of December 31, 2002.

The aggregate market value of the 720,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2002.

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

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2002, the Company was neither a party nor were any of its properties subject to any legal proceedings.

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

         As of December 31, 2002, there were 15 record holders of the Company's common Stock.

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


Results of Operations for Year ended December 31, 2002 Compared to Year Ended
-----------------------------------------------------------------------------
December 31, 2001.
------------------

     The Company had no revenues or operations in the fiscal year in 2002 or 2001. The Company incurred no expenses 2002 and $500 in 2001. The net loss was none in 2002 and ($111) in 2001. The net loss per share was nominal in 2002 and ($.01) in 2001.

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

Ronald A. Shogren              President and Director     Annual since 1999

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

Biographical Information

     Ronald A. Shogren, age 58, is President and a Director of the company. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren also has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Service. Mr. Shogren is President and Director of Kearney, Inc. and a director of Butts, Inc., and Garner Investments, Inc.

     Rory L. Shogren, age 25 is Secretary/Treasurer and a Director of the Company. Mr. Shogren is the owner and operator of Rocky Mountain Enterprises, Inc. The business has 25 employees and operates in the state of Montana and wyoming. Mr. Shogren is an officer and director of Rocky Mountain Enterprises, Inc.

     G. Todd Erickson, age 40, is a Director of the Company. Mr. Erickson is a Computer Specialist and is the Team Leader of the Cardiopulmonary unit at the Wyoming Medical Center in Casper, Wy. Mr. Erickson started his employment with the Wyoming Medical Center in 1983. He was a Staff Tech, a Specials Tech, a Supervisor, a Telemedical Coordinator, a Radiologic Technologist and spent two and a half years as a Missionary in Albanian.

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

Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2002. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
- -------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2002 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.



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

Item 14. Control and Procedures

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

                                           SHOGI, INC.
                                           (Registrant)

Date: January 15, 2004
                                            /s/ Ronald A. Shogren
                                       by: ------------------------------
                                           Ronald A. Shogren, President


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





Michael Johnson & Co., LLC
Denver, Colorado
January 31, 2003


                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,




                                                                          2002               2001
                                                                       ------------       ------------

ASSETS;

   Current Assets:
      Cash                                                                 $ -               $ -
                                                                       ------------       ------------

Total Current Assets                                                         -                 -
                                                                       ------------       ------------

TOTAL ASSETS                                                               $ -               $ -
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


                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                                    October 30,
                                                                                                       1999
                                                                 Year Ended                        (Inception) to
                                                                  December 31,                        December 31,
                                                         2002                      2001                      2002
                                                         ----                      ----                      ----

Revenue:
                                                          $ -                        $ -                       $ -
                                                          ---------                  --------                --------
Total Income                                                -                          -                         -

Costs and Expenses:
     Accounting Fees                                        -                           506                     1,906
     Filing Fees                                            -                          -                          211
                                                          ---------                  --------                --------
Total Expenses                                              -                           506                     2,117
                                                          ---------                  --------                --------
Net Loss From Operations                                    -                          (506)                   (2,117)

Other Income and Expenses:
     Interest Income                                        -                          -                           17
                                                          ---------                  --------                ---------
Net Loss                                                  $ -                          $(506)                $ (2,100)
                                                          =========                  =========               =========
Per Share Information:

     Weighted average number
     of common shares outstanding                          840,000                   840,000
                                                          ---------                  ---------
Net Loss per common share                                  *                         *
                                                          =========                  =========
* Less than $.01

The accompanying notes are an integral part of these financial statements.
                                      F-3



                                  SHOGI, INC.
                          (A Development Stage Cmoany)
                            Statements of Cash Flow


Indirect Method                                                                                                October 30, 1999
                                                                            Year Ended                           (Inception) to
                                                                            December 31,                         December 31,
                                                                    2002                  2001                   2002
                                                                    ----                  ----                   ----

Cash Flows from Operating Activities:

     Net Loss                                                        $ -                 $ (506)                 $ (2,100)
                                                                     -----------         --------                ---------
Net Cash  Used In Operating Activities                                 -                   (506)                   (2,100)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                      -                     -                      2,100
                                                                     -----------         --------                ---------
Net Cash Provided by Finacing Activities                               -                     -                      2,100
                                                                     -----------         --------                ---------
Net Increase in Cash & Cash Equivalents                                -                   (506)                    -

Beginning Cash & Cash Equivalents                                      -                    506                     -
                                                                     -----------         --------                ---------
Ending Cash & Cash Equivalents                                       $ -                   $ -                    $ -
                                                                     ===========         ========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                                          $ -                   $ -                    $ -
                                                                     ===========         ========                =========
     Cash paid for Income Taxes                                      $ -                   $ -                    $ -
                                                                     ===========         ========                =========

The accompanying notes are an integral part of these financial statements.


                                  SHOGI, INC.
                          (A Development Stage cmoany)
                         Stockholders' Equity (Deficit)
                               December 31, 2002


                                                                                                  Deficit
                                                  COMMON STOCKS                Additional        Accum. During             Total
                                                                                Paid-In           Development          Stockholders'
                                           # of Shares         Amount           Capital              Stage                 Equity
                                           -----------         ------           -------              -----                 ------

Balance - October 30, 1999                            -              $ -               $ -                   $ -             $ -

Issuance of Stock for Cash                      840,000            $ 840           $ 1,260                   $ -           $ 2,100

Net Loss for period                                   -                -                 -                (1,495)           (1,495)
                                                -------            ------          --------             ---------          ---------
Balance - December 31, 1999                     840,000              840             1,260                (1,495)             605
                                                -------            ------          --------             ---------          ---------
Net Loss for year                                     -                -                 -                   (99)              (99)
                                                -------            ------          --------             ---------          ---------
Balance - December 31, 2000                     840,000              840             1,260                (1,594)              506

Net Loss for year                                     -                -                 -                  (506)             (506)
                                                -------            ------          --------             ---------          ---------
Balance - December 31, 2001                     840,000              840             1,260                (2,100)                -
                                                -------            ------          --------             ---------          ---------
Net Loss for year                                     -                -                 -                     -                 -
                                                -------            ------          --------             ---------          ---------
Balance - December 31, 2002                     840,000            $ 840           $ 1,260              $ (2,100)              $ -
                                                =======            ======          ========             =========          =========

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