Form 10KSB
period 2003-12-31
SHOGI INC
filed 2004-12-10
CIK 1127161

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2003

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

There were 840,000 shares of the Registrant's common stock outstanding as of December 31, 2003.

The aggregate market value of the 480,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2003.

                                TABLE OF CONTENTS

PART I

         Item 1. Description of Business                                      1
         Item 2. Description of Property                                      10
         Item 3. Legal Proceedings                                            10
         Item 4. Submission of Matters to a Vote of Security Holders          10

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters     11
         Item 6. Management's Discussion and Analysis or Plan of Operation    11
         Item 7. Financial Statements                                         11
         Item 8. Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                     12
         Item 8a.  Controls and Procedures                                    12

PART III

         Item 9. Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a) of the
                 Exchange Act                                                 12
         Item 10. Executive Compensation                                      15
         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management                                              17
         Item 12. Certain Relationships and Related Transactions              18
         Item 13. Exhibits and Reports on Form 8-K                            19
         Item 14. Principal Accountant Fees and Services                      19


SIGNATURES                                                                    20

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

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2003, the Company was neither a party nor were any of its properties subject to any legal proceedings.

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

         As of December 31, 2003, there were 15 record holders of the Company's common Stock.

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


Results of Operations for Year ended December 31, 2003 Compared to Year Ended
-----------------------------------------------------------------------------
December 31, 2002.
------------------

     The Company had no revenues or operations in the fiscal year in 2003 or 2002. The Company incurred no expenses 2003 and none in 2002. The net loss was none in 2003 and in 2002. The net loss per share was none in 2003 and in 2002.

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


Item 8a.  Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of April 30, 2003 (evaluation date) and have concluded that the disclosure controls and procedures are adequate an effective based upon their evaluation as of the evaluation date.

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

Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2003. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                   Annual Compensation                         Awards
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------
Name and Principal       Year         Salary ($)     Bonus ($)    Other Annual            Restricted Stock     Securities
Position                                                          Compensation ($)        Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------
Ronald A. Shogren        2001         0              0            0                       0                    0
President,               2002         0              0            0                       0                    0
Director                 2003         0              0            0                       0                    0
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------
Rory L. Shogren,         2001         0              0            0                       0                    0
Secretary, Treasurer     2002         0              0            0                       0                    0
Director                 2003
- ------------------------ ------------ -------------- ------------ ----------------------- -------------------- -------------------
G. Todd Erickson,        2001         0              0            0                       0                    0
Director                 2002         0              0            0                       0                    0
                         2003         0              0            0                       0                    0
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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
- -------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.



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

                  2.       Exhibits:


                                     INDEX

Regulation
S-K Number      Exhibit                         Page Number
----------      -------                         -----------

3.1             Articles of Incorporation       Incorporated by reference
                                                from 10-SB filed
                                                November 2, 2000

3.2             Bylaws                          Incorporated by reference
                                                from 10-SB filed
                                                November 2, 2000


Item 14. Principal Accountant Fees and Services
- -------------------------------------------------------
General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

     Audit Fees. MJC billed the Company $5,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC billed the Company $2,000 for the 2002 audit and $3,500 for the 2003 Audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SHOGI, INC.
                                           (Registrant)

Date: December 9, 2004
                                            /s/ Ronald A. Shogren
                                       by: ------------------------------
                                           Ronald A. Shogren, President


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

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                          F-6 - F-7

                                   SHOGI, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                    For Year Ended December 31, 2003 and 2002

                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
SHOGI, Inc.
Casper, WY


We have audited the accompanying balance sheet of SHOGI, Inc., (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for year ended December 31, 2003 and 2002, the period October 30, 1999 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHOGI, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and 2002, and for the period October 30, 1999 to December 31, 2003, in conformity with accounting principles generally accepted in the United States and standards of the PCAOB.

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



Michael Johnson & Co., LLC
Denver, Colorado
December 4, 2004
/s/Michael Johnson & Co., LLC



                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,



                                                                          2003               2002
                                                                       ------------       ------------

ASSETS;

   Current Assets:
      Cash                                                                     $ -                $ -
                                                                       ------------       ------------

Total Current Assets                                                             -                  -
                                                                       ------------       ------------

TOTAL ASSETS                                                                   $ -                $ -
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


                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                                                                         October 30,
                                                                                                             1999
                                                                 Year Ended                             (Inception) to
                                                                  December 31,                            December 31,
                                                         2003                      2002                      2003
                                                         ----                      ----                      ----

Revenue:
                                                          $ -                       $ -                       $ -
                                                          --------                  --------             --------
Total Income                                                -                         -                         -
                                                          --------                  --------             --------
Costs and Expenses:
     Accounting Fees                                        -                         -                     1,906
     Filing Fees                                            -                         -                       211
                                                          --------                  --------             --------
Total Expenses                                              -                         -                     2,117
                                                          --------                  --------             --------
Net Loss From Operations                                    -                         -                    (2,117)
                                                          --------                  --------             --------
Other Income and Expenses:
     Interest Income                                        -                         -                        17
                                                          --------                  --------             --------
Net Loss                                                  $ -                       $ -                  $ (2,100)
                                                          ========                  ========             ========
Per Share Information:

     Weighted average number
     of common shares outstanding                          840,000                   840,000
                                                          --------                  --------
Net Loss per common share                                  *                         *
                                                          ========                   =======
* Less than $.01

The accompanying notes are an integral part of these financial statements.



                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2003


                                                                                                    Deficit
                                                  COMMON STOCKS                Additional        Accum. During             Total
                                                                                Paid-In           Development          Stockholders'
                                           # of Shares         Amount           Capital              Stage                 Equity
                                           -----------         ------           -------              -----                 ------

Balance - October 30, 1999                            -              $ -               $ -                   $ -             $ -

Issuance of Stock for Cash                      840,000            $ 840           $ 1,260                   $ -           $ 2,100

Net Loss for period                                   -                -                 -                (1,495)           (1,495)
                                                -------            -----           -------              --------           ---------
Balance - December 31, 1999                     840,000              840             1,260                (1,495)              605
                                                -------            -----           -------              --------           ---------
Net Loss for year                                     -                -                 -                   (99)              (99)
                                                -------            -----           -------              --------           ---------
Balance - December 31, 2000                     840,000              840             1,260                (1,594)              506

Net Loss for year                                     -                -                 -                  (506)             (506)
                                                -------            -----           -------              --------           ---------
Balance - December 31, 2001                     840,000              840             1,260                (2,100)                -
                                                -------            -----           -------              --------           ---------
Net Loss for year                                     -                -                 -                     -                 -
                                                -------            -----           -------              --------           ---------
Balance - December 31, 2002                     840,000              840             1,260                (2,100)                -
                                                -------            -----           -------              --------
Net Loss for year                                     -                -                 -                     -                 -
                                                -------            -----           -------              --------           ---------
Balance - December 31, 2003                     840,000            $ 840           $ 1,260              $ (2,100)              $ -
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


                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                Indirect Method


                                                                                                           October 30, 1999
                                                                           Year Ended                     (Inception) to
                                                                            December 31,                   December 31,
                                                                    2003                  2002                   2003
                                                                    ----                  ----                   ----

Cash Flows from Operating Activities:

     Net Loss                                                        $ -                   $ -              $ (2,100)
                                                                     -----                 -----            --------
Net Cash  Used In Operating Activities                                 -                     -                (2,100)
                                                                     -----                 -----            --------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                      -                     -                 2,100
                                                                     -----                 -----            --------
Net Cash Provided by Finacing Activities                               -                     -                 2,100
                                                                     -----                 -----            --------
Net Increase in Cash & Cash Equivalents                                -                     -                     -

Beginning Cash & Cash Equivalents                                      -                     -                     -
                                                                     -----                 -----            --------
Ending Cash & Cash Equivalents                                       $ -                   $ -                   $ -
                                                                     =====                 =====            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                                          $ -                   $ -                   $ -
                                                                     =====                 =====            ========
     Cash paid for Income Taxes                                      $ -                   $ -                   $ -
                                                                     =====                 =====            ========

The accompanying notes are an integral part of these financial statements.

                                   SHOGI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2003 and 2002


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

                                   SHOGI, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2003 and 2002

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

Deferred tax assets:
         Net operating loss carryforwards                     $   2,100
         Valuation allowance                                   (  2,100)
                                                              ----------
         Net deferred tax assets                              $         0
                                                              ===========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $2,100 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 50,000,000 shares of common stock at $.001 par value. During the period ended December 31, 2003, the Company issued no shares of common stock.

Note 4 - Related Party Transactions

The officers and directors of this company are also officers and directors of other companies.

Note 5 - Segment Information

Shogi, Inc. operates primarily in a single operating segment, the capital raising business.

Note 6 - Going Concern:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2003 of $2,100.

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