Form 10QSB
period 2004-03-31
SHOGI INC
filed 2004-12-14
CIK 1127161

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
March 30, 2003                                            000-32063


                                  SHOGI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-0327967
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


P.O. Box 917,   Casper, Wyoming                                   82602
- ------------------------------------                            -----
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

                           Yes          No   X
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   840,000 common shares as of March 31, 2004

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Shogi, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-SB.

                                   SHOGI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                            ACCOUNTANTS REVIEW REPORT

Board of Directors
Shogi, Inc.
Casper, WY

We have reviewed the accompanying balance sheet for Shogi, Inc. (a development stage company) for March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and for the period from October 30, 1999 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003 and for the period from October 30, 1999 (inception) to March 31, 2004, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated December 6, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
December 7, 2004
/s/Michael Johnson & Co., LLC



                                  SHOGI, INC.
                         (A Devleopment Stage Company)
                                 Balance Sheets



                                                                         March 31,           December 31,
                                                                           2004                 2003
                                                                        ------------         ------------

ASSETS

   Current Assets:
      Cash                                                                      $ -                  $ -
                                                                        ------------         ------------

Total Current Assets                                                              -                    -
                                                                        ------------         ------------

TOTAL ASSETS                                                                    $ -                  $ -
                                                                        ============         ============


STOCKHOLDERS' EQUITY

   Stockholders Equity
     Common stock, $.001 par value, 50,000,000 shares                           840                  840
        authorized, 840,000 shares issued and outstanding
    Additional Paid-In Capital                                                1,260                1,260
    Deficit accumulated during the
      development stage                                                      (2,100)              (2,100)
                                                                        ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                      $ -                 $ -
                                                                        ============         ============

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                    October 30,
                                                                                                        1999
                                                                      Three-Months Ended           (Inception) to
                                                                           March 31,                March 31,
                                                                  2004                  2003                   2004
                                                                  ----                  ----                   ----

Revenue:
   Income                                                       $ -                     $ -                    $ -
                                                            -------                --------                  --------
Total Income                                                      -                       -                      -
                                                            -------                --------                  --------
Costs and Expenses:
     Accounting Fees                                              -                       -                     1,906
     Filing Fees                                                  -                       -                       211
                                                            -------                --------                  --------
Total Expenses                                                    -                       -                     2,117
                                                            -------                --------                  --------
Net Loss from Operations                                          -                       -                    (2,117)
                                                            -------                --------                  --------
Other Income and Expenses:
     Interest Income                                              -                       -                        17
                                                            -------                --------                  --------
Net Loss                                                        $ -                     $ -                  $ (2,100)
                                                            =======                ========                  ========
Per Share Information:

     Weighted average number
     of common shares outstanding                           840,000                 840,000
                                                            -------                --------
Net Loss per common share                                    *                      *
                                                            =======                ========
* Less than $.01

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)

                                                                                        Deficit
                                            COMMON STOCKS             Additional       Accum. During      Total
                                                                       Paid-In        Development           Stockholders'
                                        # of Shares     Amount         Capital           Stage            Equity
                                        -----------     ------         -------           -----            ------

Balance - October 30, 1999                      -            $ -             $ -                $ -          $ -

Issuance for Cash                         840,000            840           1,260                  -            2,100

Net Loss for Period                             -              -               -             (1,495)          (1,495)
                                          -------          -----         -------           --------          --------
Balance - December 31, 1999               840,000            840           1,260             (1,495)             605
                                          -------          -----         -------           --------          -------
Net Loss for Year                               -              -               -                (99)             (99)
                                          -------          -----         -------           --------          -------
Balance - December 31, 2000               840,000            840           1,260             (1,594)             506
                                          -------          -----         -------           --------          -------
Net Loss for Year                               -              -               -               (506)            (506)
                                          -------          -----         -------           --------          -------
Balance - December 31, 2001               840,000            840           1,260             (2,100)             -
                                          -------          -----         -------           --------          -------
Net Loss for Year                               -              -               -                  -              -
                                          -------          -----         -------           --------          -------
Balance - December 31, 2002               840,000            840           1,260             (2,100)             -
                                          -------          -----         -------           --------          -------
Net Loss for Year                               -              -               -                  -              -
                                          -------          -----         -------           --------          -------
Balance - December 31, 2003               840,000            840           1,260             (2,100)             -
                                          -------          -----         -------           --------          -------
Net Loss for Period                             -              -               -                  -              -
                                          -------          -----         -------           --------          -------
Balance - March 31, 2004                  840,000          $ 840         $ 1,260           $ (2,100)           $ -
                                          =======          =====         =======           =========         =======

See Accountnats Review Report


                                  SHOGI, INC.
                          (A Development Sage Company)
                            Statements of Cash Flow
                                  (Unaudited)


                                                                                                       October 30,, 1999
                                                                            Three-Months Ended            (Inception) to
                                                                                March 31,                   March 31,
                                                                          2004             2003              2004
                                                                          ----             ----              ----

Cash Flows from Operating Activities:

     Net Loss                                                              $ -                $ -         $ (2,100)
                                                                           -----              -----       --------
Net Cash Used in Operating Activities                                        -                  -           (2,100)
                                                                           -----              -----       --------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                            -                  -            2,100
                                                                           -----              -----       --------
Net Cash Provided by Finacing Activities                                     -                  -            2,100
                                                                           -----              -----       --------
Net Increase in Cash & Cash Equivalents                                      -                  -                -

Beginning Cash & Cash Equivalents                                            -                  -                -
                                                                           -----              -----       --------
Ending Cash & Cash Equivalents                                             $ -                $ -              $ -
                                                                           =====              =====       ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                $ -                $ -              $ -
                                                                           =====              =====       ========
     Cash paid for Income Taxes                                            $ -                $ -              $ -
                                                                           =====              =====       ========

See Accountants Review Report

                                   SHOGI, INC.
                          Notes to Financial Statements
                                 March 31, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Shogi, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003 and for the period from October 30, 1999 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003, and for the period from October 30, 1999 (inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Dynadapt Systems, Inc. ("Dyandapt Systems, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Dynadapt Systems, Inc. actual results to be materially different from any future results expressed or implied by Dynadapt, Inc. in those statements. Important facts that could prevent Dynadapt Systems, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e)      failure to achieve a business;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2002 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Quarter Ended March 31, 2004 and March 31, 2003
-------------------------------------------------------------------------------

     The Company had no revenue or operations for the period. The company incurred no expenses in the period in 2004 or in 2003. The net loss was none in the quarter in 2004 and in 2003. The net loss per share was none in 2004 and nominal in 2003 in the period.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2004, the Company had no cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, no cash, no other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop a business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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


                                                  SHOGI, INC.

Date: December 14, 2003

                                           /s/ Ronald A. Shogren
                                       by: ------------------------------
                                           Ronald A. Shogren, President