Form 10QSB/A
period 2004-03-31
SHOGI INC
filed 2004-12-16
CIK 1127161

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB/A


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                   ----------------------
March 30, 2003                                            000-32063


                                  SHOGI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-0327967
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


P.O. Box 917,   Casper, Wyoming                                   82602
- ------------------------------------                            -----
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

See Accountants Review Report


                                  SHOGI, INC.
                          (A Development Sage Company)
                            Statements of Cash Flow
                                  (Unaudited)


                                                                                                       October 30,, 1999
                                                                            Three-Months Ended            (Inception) to
                                                                                March 31,                   March 31,
                                                                          2004             2003              2004
                                                                          ----             ----              ----

Cash Flows from Operating Activities:

     Net Loss                                                              $ -                $ -         $ (2,100)
                                                                           -----              -----       --------
Net Cash Used in Operating Activities                                        -                  -           (2,100)
                                                                           -----              -----       --------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                            -                  -            2,100
                                                                           -----              -----       --------
Net Cash Provided by Financing Activities                                    -                  -            2,100
                                                                           -----              -----       --------
Net Increase in Cash & Cash Equivalents                                      -                  -                -

Beginning Cash & Cash Equivalents                                            -                  -                -
                                                                           -----              -----       --------
Ending Cash & Cash Equivalents                                             $ -                $ -              $ -
                                                                           =====              =====       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                $ -                $ -              $ -
                                                                           =====              =====       ========
     Cash paid for Income Taxes                                            $ -                $ -              $ -
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------



Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Shogi, Inc. ("Shogi, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Shogi, Inc. actual results to be materially different from any future results expressed or implied by Shogi, Inc. in those statements. Important facts that could prevent Shogi, Inc. from achieving any stated goals include, but are not limited to, the following:

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