Form 10QSB/A
period 2004-06-30
SHOGI INC
filed 2004-12-16
CIK 1127161

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
                                     ============    ===========     ===========   ===============   ============

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method

                                                                                                      October 30, 1999
                                                                          Six-Months Ended             (Inception) to
                                                                               June 30,                    June 30,
                                                                         2004             2003              2004
                                                                         ----             ----              ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                    $ -                $ -        $ (2,100)
                                                                          ------             ------     --------
Net Cash Used in Operating Activities                                       -                  -          (2,100)
                                                                          ------             ------     --------
Cash Flows from Financing Activities:

     Proceeds from Issuance of stock                                        -                  -           2,100
                                                                          ------             ------     --------
Net Cash Provided by Financing Activities                                   -                  -           2,100
                                                                          ------             ------     --------
Net Increase in Cash & Cash Equivalents                                     -                  -              -

Beginning Cash & Cash Equivalents                                           -                  -              -
                                                                          ------             ------     --------
Ending Cash & Cash Equivalents                                            $ -                $ -            $ -
                                                                          ======             ======     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $ -                $ -            $ -
                                                                          ======             ======     ========
     Cash paid for Income Taxes                                           $ -                $ -            $ -
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