Form 10QSB
period 2004-09-30
SHOGI INC
filed 2004-12-16
CIK 1127161

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
- - -----------------                                   ----------------------
September 30, 2004                                       000-32063


                                  SHOGI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-0327967
- - --------                                                           ---------
(State of incorporation)                               IRS Employer ID Number


P.O. Box 917,                                                     82602
- - ------------------------------------                            -----
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

                   840,000 common shares as of September 30, 2004

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

                                   SHOGI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     FINANCIAL STATEMENTS FOR THE THREE AND
                      NINE-MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                            ACCOUNTANTS REVIEW REPORT

Board of Directors
Shogi, Inc.
Casper, WY

We have reviewed the accompanying balance sheet for Shogi, Inc. (a development stage company) for June 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003, and for the period from October 30, 1999 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003 and for the period from October 30, 1999 (inception) to September 30, 2004, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated December 6, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
December 7, 2004
/s/Michael Johnson & Co., LLC




                                  SHOGI, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)







                                                                                September 30,      December 31,
                                                                                   2004                2003
                                                                            --------------         --------------

ASSETS

   Current Assets:
      Cash                                                                       $ -                    $ -
                                                                            --------------         --------------

         Total Current Assets                                                      -                      -
                                                                            --------------         --------------

TOTAL ASSETS                                                                     $ -                    $ -
                                                                            ==============         ==============

STOCKHOLDERS' EQUITY

   Stockholders' Equity:
     Common stock, $.001 par value, 50,000,000 shares                                 840                    840
        authorized, 840,000 shares issued and outstanding
    Additional Paid-In Capital                                                      1,260                  1,260
    Deficit accumulated during the
      development stage                                                            (2,100)                (2,100)
                                                                            --------------         --------------

TOTAL STOCKHOLDERS' EQUITY                                                       $ -                    $ -
                                                                            ==============         ==============

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                                                         October 30, 1999
                                                Three-Months Ended             Nine-Months Ended          (Inception) to
                                                   September 30,                  September 30,             September 30,
                                               2004            2003            2004            2003            2004
                                               ----            ----            ----            ----            ----

Revenue:
    Income                                      $ -             $ -             $ -             $ -             $ -
                                            -------          -------         -------        -------        --------
Total Income                                      -               -               -               -               -
                                            -------          -------         -------        -------        --------
Costs and Expenses:
     Accounting Fees                              -               -               -               -           1,906
     Filing Fees                                  -               -               -               -             211
                                            -------          -------         -------        -------        --------
Total Operating Expenses                          -               -               -               -           2,117
                                            -------          -------         -------        -------        --------
Other Income and Expenses:
     Interest Income                              -               -               -               -              17
                                            -------          -------         -------        -------        --------
Net Profit (Loss)                               $ -             $ -             $ -             $ -        $ (2,100)
                                            =======          =======         =======        =======        ========
Per Share Information:

     Weighted average number
     of common shares outstanding           840,000          840,000         840,000        840,000
                                            -------          -------         -------        -------
Net Loss per common share                     *               *               *               *
                                            =======          =======         =======        =======
* Less than $.01

See Accountants Review Report



                                                                                          Deficit
                                           COMMON STOCKS               Additional        Accum. During     Total
                                                                        Paid-In         Development      Stockholders'
                                      # of Shares     Amount            Capital            Stage           Equity
                                      -----------     ------            -------            -----           ------

Balance - October 30, 1999                    -             $ -                $ -                $ -           $ -

Issuance of stock for cash              840,000             840              1,260                  -           2,100

Net Loss for Period                           -               -                  -             (1,495)         (1,495)
                                        -------           -----            -------           --------          ------
Balance - December 31, 1999             840,000             840              1,260             (1,495)            605
                                        -------           -----            -------           --------          ------
Net Loss for Year                             -               -                  -                (99)            (99)
                                        -------           -----            -------           --------          ------
Balance - December 31, 2000             840,000             840              1,260             (1,594)            506
                                        -------           -----            -------           --------          ------
Net Loss for Year                             -               -                  -               (506)           (506)
                                        -------           -----            -------           --------          ------
Balance - December 31, 2001             840,000             840              1,260             (2,100)            -
                                        -------           -----            -------           --------          ------
Net Loss for Year                             -               -                                     -             -
                                        -------           -----            -------           --------          ------
Balance - December 31, 2002             840,000             840              1,260             (2,100)            -
                                        -------           -----            -------           --------          ------
Net Loss for Year                             -               -                  -                  -             -
                                        -------           -----            -------           --------          ------
Balance - December 31, 2003             840,000             840              1,260             (2,100)            -
                                        -------           -----            -------           --------          ------
Net Loss for Period                           -               -                  -                  -             -
                                        -------           -----            -------           --------          ------
Balance - September 30, 2004            840,000           $ 840            $ 1,260           $ (2,100)          $ -
                                        =======           =====            =======           ========          ======

See Accountants Review Report



                                  SHOGI, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                Indirect Method

                                                                                                       October 30,, 1999
                                                                            Nine-Months Ended            (Inception) to
                                                                               September 30,              September 30,
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
                                                                           =====              =====       ========

See Accountants Review Report

                                   SHOGI, INC.
                          Notes to Financial Statements
                               September 30, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Shogi, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine-months ended September 30, 2004 and 2003 and for the period from October 30, 1999 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003, and for the period from October 30, 1999 (inception) to September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
---------------

Results of Operations
-----------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended September 30, 2004
------------------------------------------------------------------------------
and September 30, 2003
-----------------------

     The Company had no revenues for the quarter in 2004 or 2003. The Company incurred no expenses in the quarter in 2004 or 2003 and had no profit/loss per share in the period in either quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and
------------------------------------------------------------------------------
September 30, 2003
--------------------

     The Company had no revenues for the nine months ended September 30, 2004 and September 30, 2003. The company incurred no expenses in the period in 2004 compared to none in 2003 in the period.

     The net loss in the period in 2004 was none as compared to none in 2003. The net loss per share for the period was none in 2004 and 2003.

Liquidity and Capital Resources
---------------------------------

     At September 30, 2004, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.


NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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


                                                  SHOGI, INC.

Date: December 16, 2004

                                           /s/ Ronald A. Shogren
                                       by: ------------------------------
                                           Ronald A. Shogren, President